Form 10-Q
period 1996-06-30
U S AUTOMOBILE ACCEPTANCE SNP-1 INC
filed 1996-08-12
CIK 910107

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM IO-Q


 (Mark One)

[ x ]     Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996      or
[    ]     Transition report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Transition period from_______to_______

 Commission file number    33-66804

             U.S. AUTOMOBILE ACCEPTANCE SNP-I, INC.
            (Exact name of registrant as specified in its charter)


  Delaware                                           75-2498504
(State of incorporation)                (I.R.S. Employer Identification No.)

 1120 NW 63rd , Suite G-106,  Oklahoma City, Oklahoma 73116
                (Address of principal executive offices)

                    (405) 843-3135
          (Registrant's telephone number, including area code)

                U.S. Automobile Acceptance Corporation
  (Former name, former address & former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 123 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes       X              No

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

 Yes                        No                 Not Applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       1,000 shares of Common Stock

                   PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements
   See Attached

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           U.S. Automobile Acceptance Corporation (the
           Company) was incorporated in Delaware on June
           17, 1993 for the purpose of purchasing,
           collecting and servicing motor vehicle retail installment contracts (the "Contracts"). In mid-December 1994, the Company completed the sale of a publicly registered note offering in the amount of $2,386,000. The Company is now in normal operations and is purchasing, collecting and servicing motor vehicle retail installment contracts. As of June 30, 1996 the Company had approximately 500 Contracts outstanding with aggragate future payments due of approximately $2,000,000.

           Finance operations are currently profitable.
           General and administrative expenses during the second quarter of 1996 were approximately
           $20,000 less than the first quarter of 1996, due to payment of the note indenture trustees annual expense billings during the first quarter of 1996.



                      PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

            None

     Item 2. Changes in Securities

            None

     Item 3.  Defaults Upon Senior Securities

            None

     Item 4.  Submission of Matters to a Vote of Security Holders


       On May 14, 1996 the Board of Directors submitted a proposal to the shareholders to change the corporate name to "U.S. Automobile Acceptance SNP-I, Inc." Such proposal was adopted by the sole shareholder on May 14, 1996 by consent in lieu of a special meeting. On May 28, 1996, a Certificate of Amendment of Certificate of Incorporation was filed with the Secretary of State of the State of Selaware changing the name of the corporation to "U.S. Automobile Acceptance SNP-I, Inc."

     Item 5. Other Information

        None

     Item 6. Exhibits and Reports on Form 8-K

        None



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         (Registrant) U. S. Automobile Acceptance
                                      SNP-I, Inc.


Date:   August 7, 1996       (Signature)

                                     Michael R. Marshall, President
                                      and Chief Financial Officer