Form 10QSB
period 1996-09-30
U S AUTOMOBILE ACCEPTANCE SNP-1 INC
filed 1996-11-12
CIK 910107

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM IO-Q


 (Mark One)

[ x ]     Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996   or
[    ]     Transition report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934
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

                           N/A
  (Former name, former address & former fiscal year, if changed since last report)

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

U.S. Automobile Acceptance SNP-I, Inc., formerly U.S. Automobile Acceptance Corporation (the Company) was incorporated in Delaware on June 17, 1993 for the purpose of purchasing, collecting and servicing motor vehicle retail installment contracts (the "Contracts"). In mid-December 1994, the Company completed the sale of a publicly registered note offering in the amount of $2,386,000. The Company is now in normal operations and is purchasing, collecting and servicing motor vehicle retail installment contracts. As of September 30, 1996 the Company had approximately 500 Contracts outstanding with aggragate future payments due of approximately $2,000,000.


PART II - OTHER INFORMATION


     Item 1.  Legal Proceedings

            None

   Item 2. Changes in Securities

            None

   Item 3.  Defaults Upon Senior Securities

            None

  Item 4.  Submission of Matters to a Vote of Security Holders

            None

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

                         (Registrant) U. S. Automobile Acceptance
                                      SNP-I, Inc.


Date:   November 7, 1996

                                   (Signature)
                                   Michael R. Marshall
                                   President and Chief
                                   Financial Officer