Form 10KSB
period 1996-12-31
U S AUTOMOBILE ACCEPTANCE SNP-1 INC
filed 1997-04-01
CIK 910107

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K


    (Mark One)
         [ x ] Annual report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended December 31, 1996

         [   ] Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                    Commission File Number 33-66804

             U.S. AUTOMOBILE ACCEPTANCE SNP-1, INC.
               (Exact name of registrant as specified in its charter)

                  Delaware                       75-2498504
               (State or jurisdiction of                       (I.R.S. Employer
                incorporation or organization)             Identification No.)

             1120 N.W. 63rd , Suite G-106
                Oklahoma City, Oklahoma                   73116
            (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (405) 843-3135

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        Yes[ x ]     No[  ]

     At December 31, 1996, an aggregate of 1,000 shares of the registrant's Common Stock, par value $1.00 each (being the registrant's only class of common stock), were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE:
                                 None
                              Part I

Item 1. Business

General

     U.S. Automobile Acceptance Corporation (the "Company") was incorporated under Delaware law on July 17, 1993. The Company is a single purpose corporation engaged in the financial services business specializing in the purchase, management and collection of used motor vehicle receivables (the "Contracts").

     The Company purchases Contracts, at a significant discount, created by the sale of used automobiles and light trucks. The Company has financed its business through the securitization of the Contracts that it purchases. In a public offering completed in December 1994, the Company sold to investors $ 2,386,000 in principal amount of notes secured by Contracts.

     Effective January 1, 1995, Michael R. Marshall, President and sole officer and director of the Company ("Marshall"), acquired 100% of the common stock of the Company from BTB Capital Corporation ("BTB") in exchange for Marshall's ownership of 33 1/3% of BTB, and certain other consideration. All officers and directors of the Company other than Marshall resigned their positions with the Company effective February 1, 1995. Effective the same day Marshall resigned all his positions with BTB and U.S. Automobile Service Corporation.

     BTB is the owner of 100% of the common stock of U.S. Automobile Service Corporation (the "Servicer"). Prior to February 1, 1995, the officers and directors of the Company were also officers and directors of BTB and the Servicer. Effective February 1, 1995, there are no officer/director relationships between the Company and BTB, or between the Company and the Servicer. The Servicer continues to assist the Company with the purchase, management and collection of the Contracts, for a fee.

     In February 1995, the Company relocated its administrative offices from Mesquite, Texas to Oklahoma City, Oklahoma. The
Company's offices are located at 1140 N.W. 63rd, Suite G-106,
Oklahoma City, Oklahoma 73116.

Securitization Activities

     Pursuant to an Indenture Agreement between the Company and Texas Commerce Bank National Association, located in Dallas, Texas, the Company has issued and outstanding an aggregate of $2,386,000 in principal amount of its Automobile Contract Notes Due December 31, 1997 (the "Notes"). The Notes require monthly interest payments at a rate of 15% per annum. The Company's public offering of the Notes was completed in December 1994.

      The Notes are secured by the Contracts (and the related motor vehicle collateral and by additional collateral support agreements provided by automobile dealerships) purchased by the



Company. In addition, the net proceeds of the offering and the Company's excess cash flow after payment of interest and allowed expenses secures the Notes. The Indenture Agreement requires that all of the Company's excess cash flow must be deposited after December 31, 1996 into a sinking fund held by the trustee for payment of the Notes. The Company may not redeem the Notes at the option of the Company unless the Company is unable to purchase additional receivables satisfying the applicable required purchasing criteria.

     The Company paid certain note offering and organizational fees and costs out of the gross proceeds from the issuance of the Notes.

     The Company pays Contract servicing fees to the Servicer, which currently consist of monthly payments of $21.00 per Contract that has not been assigned for repossession ($10.00 per month for
contracts having a maturity of less than 12 months).    After full
payment of the Notes, the Company must also pay to the Servicer 40% of the net collection proceeds on any remaining receivables owned by the Company.

     Under the terms of the Indenture Agreement, the excess cash flow generated from the collection of the Contracts held by the Company, after deduction for payment of interest and allowed expenses, must either by reinvested in the purchase of additional Contracts or paid into a sinking fund account for payment of the respective Notes. Consequently, utilization of the Company's cash flow is restricted until the Notes are paid in full and may not be employed for general corporate purposes or other expenses not contemplated by the Indenture Agreement.

     For information regarding the results of operations of the Company, see the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Contract Purchasing and Collecting Activities

     The Company's Contracts are purchased, at a discount, from used automobile dealerships. The Company's Contract collecting activities are conducted through services provided by the Servicer pursuant to an agreement with the Company. The Contracts generally consist of retail installment sales contracts that are secured by liens on the related motor vehicles. As of December 31, 1996, the Company had and was actively purchasing receivables from five automobile dealers all located in in the state of Texas.

      The Contracts are generally purchased at discounts ranging from 5% to 25% below the total future net principal balance owed on such Contracts. The average discount for Contracts purchased to date has been approximately 15% below the net principal balance of the Contracts purchased.

       The purchase discount varies depending on the credit worthiness of the borrower and on the availability and financial strength added by additional recourse or credit support agreements provided by the automobile dealer. These dealer credit support agreements are in the form of contract replacement guarantees, direct dealer recourse, limited guaranty agreements or some other form of cash hold-back arrangement. The Company generally prefers to use Contract replacement guarantees, whereby the automobile dealer provides the Company a replacement contract of similar terms if the retail installment sales contract becomes delinquent. All Contracts purchased to date have Contract replacement agreements.

     The Company does not participate in the retail sales by the automobile dealers of the financed vehicles from which the Contracts arise. Automobile dealers are expected to continue to sell Contracts at a discount for several reasons, including (i) the 1986 repeal of the installment sale tax treatment for such Contracts, (ii) the lack of availability of financing from traditional financing sources, and (iii) the currently expanding market for used automobiles, whereby increased sales volumes by dealers result in increased dealer profits.

     The Company anticipates that all Contracts purchased by the Company will continue to relate primarily to financed vehicles where consumer retail prices average from $2,500 to $12,000. The Company believes that banks and other traditional financing institutions are not well equipped to finance independent used motor vehicle dealers, due to the large number of relatively small notes or installment contracts, the institutions' lack of collection capability with respect to used motor vehicles, and the inability of such institutions to approve or evaluate contracts on a timely, cost-effective basis. Consumer used automobile receivables are management and collection intensive and require constant supervision, review and knowledge of repossession and resale services. The Company believes that the subcontractors selected by the Company and Servicer provide this industry expertise at a low marginal cost.

     The Contracts are purchased by the Company and serviced on behalf of the Company under a Contract Servicing Agreement. The Servicing Agreement allows the Servicer to subcontract with industry-qualified third parties to perform its obligations thereunder. Any such subcontract will not relieve the Servicer from liability for its obligations under the Servicing Agreement. The Company has granted a security interest in the Servicing Agreement to the Trustee as additional security for the Notes of the Company.

      The Company and the Servicer presently utilize independent commission agents as well as employees of the Servicer and Company to assist in locating eligible Contracts.

     The Company seeks to purchase the Contracts at substantial discounts to their aggregate remaining unpaid principal balances.
 In addition, the Company seeks to obtain Contracts whose maturities are less than the remaining useful lives of the financed vehicles and which require substantial down payments by the obligors. The Company generally purchases Contracts on a "package" basis involving several Contracts at one time.

     Under the Servicing Agreement, the Servicer is obligated to exercise discretionary powers involved in the management, administration and collection of the Contracts and to bear all costs and expenses incurred in connection therewith. The Servicer presently subcontracts certain of its collecting functions to automobile dealers (the "Subcontracting Servicer"). Funds collected from the Subcontracting Servicers are required to be deposited directly into the Company's master collection accounts.

       The Servicer or Subcontracting Servicer must contact any obligor on a past due Contract within fifteen (15) days after the payment due date to pursue collections. Any material extensions, modifications, or acceptances of partial payments by obligors, and any related necessary Contract amendments or default waivers by the Servicer, must be approved by the chief credit officer or president of the Company. The Servicer and the Company will take immediate appropriate action to enforce dealer contract replacement guarantees and other dealer recourse agreements on behalf of the Company. The Servicer will, if necessary, pursue repossession, subject to compliance with all state and federal laws relating thereto, of the financed vehicle securing any Contract whose obligor is past due by at least three scheduled installments in the case of bi-weekly or semi-monthly installments or two scheduled installments in the case of monthly installments. The Servicer may commence repossession sooner if it deems such activity to be prudent and in the best interest of the Company. The Company prefers that the Contract replacement agreements provided by the automobile dealer be utilized rather than the repossession of the vehicle by the Servicer or the Company. Loan losses and costs of repossession are minimized by effective utilization of dealer Contract replacement agreements.

     The Servicer is entitled under the Servicing Agreement to receive a monthly fee (the "Servicing Fee"). The Servicing Fee is intended to compensate and reimburse the Servicer for administering the collection of the Contracts, including collecting and posting all payments, responding to inquiries of obligors on the Contracts, investigating delinquencies, sending payment coupons to obligors, and reporting any required tax information to obligors. The Servicing Fee also compensates the Servicer for furnishing monthly and annual statements to the Company and the Trustee with respect to collections and proceeds, and generating information necessary for the Company to prepare all required federal and state tax returns.

     The Servicing Agreement also provides for the Servicer to receive, as additional compensation after all of the principal and interest on the Notes and any related costs have been paid in full, 40% of the net collection proceeds on any remaining unpaid contracts and previously collected funds and other assets. The Servicer will be entitled to reimbursement of its costs and expenses incurred in repossession, preparation for sale and resale of any financed vehicle and reimbursement of costs of enforcement of dealer recourse agreements.

     As of December 31, 1996, the Company had an approximate aggregate of 313 motor vehicle finance Contracts in its portfolio with an aggregate balance owed to the Company of $2,144,912.

Competition

     Numerous companies are engaged in the business of buying used motor vehicle receivables. The Company, however, has few competitors in the purchase of individual receivables for low to medium-priced, used motor vehicles originated in the Company's primary markets. National or regional rental car companies, finance companies, used car companies, auction houses, dealer groups or other firms with equal or greater financial resources than the Company could elect in the future to compete with the Company in its primary market. While the Company believes that its operations are competitive and sustainable, these competitive factors could have a material adverse effect upon the future operations of the Company.

Regulation

     Numerous federal and state consumer protection laws impose requirements upon the origination and collection of consumer receivables. State laws impose finance charge ceilings and other restrictions on consumer transactions and may require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In addition, certain of these laws make an assignee of such contract liable to the obligor thereon for any violations by the assignor. The Servicer verifies the accuracy of disclosure for receivables that it purchases on behalf of the Company; however, the Company, as an assignee of such receivables, may be unable to enforce some of its receivables or may be subject to liability to the obligors under some of its receivables if such receivables do not comply with such laws.

     In the event of default by an obligor on a receivable, the Company has all the remedies of a secured party under the Uniform Commercial Code ("UCC"). The UCC remedies of a second party include the right to repossession by self-help means, unless such means would constitute a breach of the peace. Self-help repossession is accomplished by retaking possession of the motor vehicle. If a breach of the peace is likely to occur, or if applicable state law so requires, the Servicer must obtain a court order on behalf of the Company from the appropriate state court and repossess the vehicle in accordance with that order. None of the states from which the Company does or intends to purchase receivables have state laws that would require the Company, in the absence of a probable breach of peace, to obtain a court order before it attempts to repossess a motor vehicle.

     In most jurisdictions, including those states from which the Company presently does or intends to purchase receivables, the UCC and other state laws require the secured party to provide the obligor with reasonable notice of the date, time and place of any public sale or the date after which any private sale of the collateral may be held. Unless the obligor waives his rights after default, the obligor has the right to redeem the collateral prior to actual sale by paying the secured party the unpaid installments (less any required discount for prepayment) of the receivable plus reasonable expenses for repossessing, holding, and preparing the collateral for disposition and arranging for its sale, plus in some jurisdictions, reasonable attorneys fees, or, in some states, by payment of delinquent installments. Vehicles repossessed on behalf of the Company, if any, will generally be resold at wholesale auctions which are attended principally by dealers.

Item 2.  Properties

      The Company has no material physical properties.

Item 3.  Legal Proceedings

      There are no legal proceedings involving the Company or its assets.



Item 4.  Submission of Matters to a Vote of Security Holders

       Not Applicable.

                              Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     There is no established public trading market for the Company's common equity. All of the Company's outstanding common stock is owned by Michael R. Marshall, President and sole director of the Company.


Item 6.     Selected Financial Data

         Set forth below is a table of selected financial data for the fiscal year ended December 31, 1996.


Statement of Operations Data:

         Interest revenue                         $           618,238
         Interest expense                         $           358,610
         Net interest income                      $           259,628
         General and administrative expenses      $           194,248
         Income tax provision                     $            11,345
         Income from continuing operations        $            54,035
         Net income                               $            54,035
         Net income per share of common stock     $             54.04
         Weighted average number of shares outstanding            1,000

Balance Sheet Data:

         Installment receivables                  $         2,144,912
         Total assets                             $         2,896,889
         Notes payable                            $         2,386,000
         Total liabilities                        $         2,788,619
         Shareholder's equity                     $           108,270

Operating Data:
         Number of active automobile dealers at
         period end                                                 5

         Number of contracts at period end                        313

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of
         Operations

General

    The Company reached the minimum required notes payable subscription amount in September 1994 and thereafter began purchasing Contracts. The Company completed raising the total subscription amount of $2,386,000 by December 1994, and the Company invested approximately $1,050,000 of the offering proceeds in Contracts prior to December 31, 1994, and had fully invested all note subscriptions by March, 1995.

Income and Loss Recognition

    The Company purchases Contracts at discounts ranging from 5% to 25% of the remaining net principal balance of each Contract. The difference between the estimated future cash collections and the cost of the Contract is unearned interest income and unearned discount. Over the life of the receivable portfolio, this unearned interest and unearned discounts are recognized as interest revenue. Interest expense represents interest paid, or accrued on the Company's borrowing during the life of the receivable portfolio. The Company charges uncollectible receivable amounts to unearned interest and discounts account as losses are incurred.

    Because of automobile dealer Contract replacement agreements, loss exposure is minimized on defaulted Contracts. The Company's high yield from its Contracts is primarily a result of the negotiated purchase discounts obtained at time of the purchase of the Contract and the interest rates generally charged on the Contracts, typically at the statutory ceiling rate for the state of Texas.

General and Administrative Expenses

    General and administrative expenses consist primarily of servicing fees, bank, accounting, attorney, and trustee fees.
Servicing fees are paid to the Servicer monthly at the current rate of $21.00 for each receivable that is not in default.

Tax Expense

    The Company will account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes".


    The Company amortizes note offering costs over the term of the notes payable for tax purposes and as notes payable are paid for financial purposes. As a result, the Company has expenses deducted from taxable income before they are recognized for financial accounting purposes.


    As of December 31, 1996, the Company had a tax loss of $243,000 which may be carried forward to the year 2011.

Liquidity and Capital Resources

    Beginning January 1, 1997, all cash provided by operations will be deposited into a trust account and no additional Contracts will be purchased. This will cause the Company's interest revenue, interest margin, and income to decrease at that time. Management believes that sinking fund cash combined with refinancing of remaining Contract balances will be sufficient to redeem notes at maturity.

Effective Interest Rates

    The Company's effective yield on its Contracts through December 31, 1996 was approximately 39%. The stated interest rate on the borrowing of the Notes is 15%.


Item 8.    Financial Statements and Supplementary Data

         See index at page F-1.



Item 9.   Changes in and Disagreements With Accountants on
Accounting and                                       Financial Disclosure

      A change in the Company's accountant was reported on Form
8-K-A in March 1995.




                                                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

        The name, age, background and principal occupation of the
sole director and executive   officer of the Company is set forth
below:

      Mr. Michael R. Marshall, age 47, the sole officer and director, was appointed Chairman of the Board and President of the Company, effective February 1, 1995. Mr. Marshall has for approximately three years spent full time in the sub-prime credit automobile finance business. Mr. Marshall holds a Bachelor of Business Administration Degree in Accounting which he obtained in 1971 from Texas A & M University and is a Certified Public Accountant, licensed to practice in the state of Texas. From 1971 through 1977 Mr. Marshall was employed at Coopers & Lybrand, an international firm of Certified Public Accountants, which he served in various positions including general practice manager of its Oklahoma City office. Mr. Marshall was self-employed from 1977 to 1982 as a practicing Certified Public Accountant and as a corporate financial consultant and since 1982 has been President and Chief Executive Officer of Settlers Capital Corporation, an Oklahoma corporation, which specializes in assisting companies in the placement of private and public debt and equity finance transactions. Additionally, from 1981 through 1988, Mr. Marshall was the President of Settlers Energy Corporation, an independent oil and gas company located in Oklahoma, which specialized in purchasing, managing and liquidation of secured oil and gas loans of distressed financial institutions. Mr. Marshall became the sole shareholder of the Company effective January 1, 1995.

    Effective February 1, 1995, in conjunction with Mr. Marshall's acquisition of 100% of the common stock of the Company, Mr. Carroll
D. Blake, formerly President, Chief Executive Officer and Chairman of the Board of Directors and Mr. Louis Tijerina, formerly Executive Vice President, Secretary and Director, resigned their positions with the Company.

    There are no family relationships among any of the director and executive officers of the Company. None of the Company's directors hold directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.


Item 11.  Executive Compensation

    None of the directors or executive officers received any compensation from the Company during 1995. The director and executive officer does not anticipate receipt of any compensation from the Company, prior to the satisfaction in full of the 15% Automobile Contract Notes due December 31, 1997.

    While the officer of the Company will not receive any compensation in capacity as such officer, any profit remaining in the Company after all Notes and all Contracts have been paid in full will accrue to the benefit of the shareholder of the Company, in his capacity as such shareholder.


 Item 12.  Security Ownership of Certain Beneficial Owners and
Management

    Effective January 1, 1995, Mr. Marshall acquired 100% of the Company's issued and outstanding common stock from BTB Capital Corporation in exchange for Mr. Marshall's 33 1/3% common stock ownership in BTB Capital Corporation and certain other consideration. At March 12, 1996, the ownership of the Company's common stock is as follows:



         Name and
Address of
     Beneficial Owner

                             Number
                           of Shares
                      Amount and Nature of
                           Beneficial
                      Ownership Percentage
                               of
                       Class Outstanding


                    Mr. Michael R. Marshall
                     1120 N.W. 63rd, Suite
                             G-106
                       Oklahoma City, OK
                             73116


                             1,000


                              100%





    Item 13.  Certain Relationships and Related Transactions

    The Company's installment contracts are purchased and serviced on behalf of the Company by U.S. Automobile Service Corporation (USASC). USASC is entitled to a monthly fee ($21.00 per month per contract). Subject to the ultimate payoff of all notes, USASC shall receive 40% of any remaining contract proceeds after payoff of the notes.

    Effective January 1, 1995, Michael R. Marshall ("Marshall"), acquired 100% of the common stock of the Company from BTB Capital Corporation ("BTB") (which was formerly the parent of the Company), in exchange for Marshall's ownership of 33 1/3% of BTB, and certain other consideration. All officers and directors of the Company other than Marshall resigned their positions with the Company effective February 1, 1995. Effective the same day Marshall resigned all his positions with BTB and U.S. Automobile Service Corporation.

    Marshall is now the sole shareholder, sole officer and sole director of the Company.

    Accordingly, the Servicer is no longer an affiliate of the Company.

    The Servicer will continue to assist with purchasing and servicing automobile installment purchase contracts in accordance with its Contract Servicing Agreement.


                                                                      Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

    (a)  Financial Statements and Schedules:

              The financial statements listed in the Index to Financial Statements are filed as part of this annual report. No financial statement schedules are required to be filed as part of this annual report because all information otherwise included in schedules has been incorporated into the Notes to Financial Statements.

    (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed in the three month period ended December 31, 1996.

    (c)  Exhibits:


                            Exhibit
                              Number
Exhibit
3.1      Articles of Incorporation of U.S. Automobile Acceptance
         SNP-1, Inc.(1)

3.2      Bylaws of U.S. Automobile Acceptance SNP-1, Inc. (1)

4.1 Indenture Agreement between U.S. Automobile Acceptance SNP-1, Inc. and Texas Commerce Bank National Association, as
    Trustee, with respect to the 15% Automobile Contract Notes due December 31, 1997(1)

4.2 Form of 15% Automobile Contract Note due December 31, 1997
    (1)

10.2     Servicing Agreement between U.S. Automobile Acceptance
         SNP-1, Inc. and U.S. Automobile Service Corporation (1)


    (d)  Financial Statements excluded by Rule 14a-3(b):  None.












    (1)  Incorporated by reference to the Company's Form S-1
        Registration Statement (File No. 33-66804)
                                                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated: March 21, 1997

                                        U.S. AUTOMOBILE ACCEPTANCE SNP-1, INC.



                                        By:   ______________________________
                                              Michael R. Marshall, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.




    Signature                                Title                Date


By:  ____________________          President and Director        March 21, 1997
       Michael R. Marshall         (Principal Executive Officer
                                   principal Financial Officer)





Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have
Not Registered Securities Pursuant to Section 12 of the Act.

    The registrant hereby undertakes to file with the Commission four copies of any annual report to its security holders when it is sent to such security holders.