Form 10QSB
period 1997-03-31
U S AUTOMOBILE ACCEPTANCE SNP-1 INC
filed 1997-05-13
CIK 910107

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM IO-Q

(Mark One)

[ x ]     Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 1997   or
[    ]     Transition report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Transition period from_______to_______

Commission file number    33-66804


                      U.S. AUTOMOBILE ACCEPTANCE SNP-1, INC.
     (formerly named U.S. Automobile Acceptance Corporation)
 (Exact name of registrant as specified in its charter)

           Delaware                                75-2498504
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

       1120 NW 63rd , Suite G-106,  Oklahoma City, Oklahoma 73116
             (Address of principal executive offices)

                      (405) 843-3135
       (Registrant's telephone number, including area code)

                      Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

  U.S. Automobile Acceptance SNP-1, Inc., formerly named U.S. Automobile Acceptance Corporation, (the Company) was incorporated in Delaware on June 17, 1993 for the purpose of purchasing, collecting and servicing motor vehicle retail installment contracts (the "Contracts"). In mid-December 1994, the Company completed the sale of a publicly registered note offering in the amount of $2,386,000. The Company is now in normal operations and is purchasing, collecting and servicing motor vehicle retail installment contracts. As of March 31, 1997 the Company had approximately 286 Contracts outstanding. In accordance with it's note offering terms, the company ceased purchasing contracts except for replacement transactions as of January 1, 1997.

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

                         (Registrant) U. S. Automobile Acceptance
                         SNP-1, Inc.


Date:                    (Signature)
                                   Michael R. Marshall, President
                                   and Chief Financial Officer