Form 10QSB
period 1997-06-30
U S AUTOMOBILE ACCEPTANCE SNP-1 INC
filed 1997-08-14
CIK 910107

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM IO-Q

(Mark One)

[ x ]     Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997   or
[    ]     Transition report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934
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

  U.S. Automobile Acceptance SNP-1, Inc., formerly named U.S. Automobile Acceptance Corporation, (the Company) was incorporated in Delaware on June 17, 1993 for the purpose of purchasing, collecting and servicing motor vehicle retail installment contracts (the "Contracts"). In mid-December 1994, the Company completed the sale of a publicly registered note offering in the amount of $2,386,000. As of June 30, 1997 the Company had approximately 250 Contracts outstanding. The Company plans to begin redeeming its outstanding notes payable in September 1997. All notes mature December 31, 1997. The Company expects to incur future operating losses during the note redemption period.

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

                         (Registrant) U. S. Automobile Acceptance
                           SNP-1, Inc.


Date: August 7, 1997                 (Signature)
                              Michael R. Marshall, President
                                   and Chief Financial Officer